Form 10-K
period 2023-12-31
BANK 2020-BNK27
filed 2024-03-15
CIK 1806944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

KeyBank National Association is the primary servicer of the Bellagio Hotel and Casino Mortgage Loan and the 1633 Broadway Mortgage Loan and the special servicer of the 711 Fifth Avenue Mortgage Loan and the 560 Mission Street Mortgage Loan prior to July 6, 2023. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the 560 Mission Street Mortgage Loan and the 200 West 57th Street Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the 560 Mission Street Mortgage Loan and Argentic Services Company LP as special servicer of the 560 Mission Street Mortgage Loan on and after July 6, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the 560 Mission Street Mortgage Loan, Argentic Services Company LP as special servicer of the 560 Mission Street Mortgage Loan on and after July 6, 2023 and LNR Partners, LLC as special servicer of the 200 West 57th Street Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.36       KeyBank National Association, as Special Servicer of the 560 Mission Street Mortgage Loan prior to July 6, 2023 (see Exhibit 33.17)

33.37       Argentic Services Company LP, as Special Servicer of the 560 Mission Street Mortgage Loan on and after July 6, 2023 (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Trustee of the 560 Mission Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the 560 Mission Street Mortgage Loan (see Exhibit 33.5)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the 560 Mission Street Mortgage Loan (see Exhibit 33.6)

33.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the 525 Market Mortgage Loan (see Exhibit 33.1)

33.43       Situs Holdings, LLC, as Special Servicer of the 525 Market Mortgage Loan (see Exhibit 33.18)

33.44       Wilmington Trust, National Association, as Trustee of the 525 Market Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the 525 Market Mortgage Loan (see Exhibit 33.5)

33.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the 525 Market Mortgage Loan (see Exhibit 33.7)

33.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.48       Wells Fargo Bank, National Association, as Primary Servicer of the 200 West 57th Street Mortgage Loan (see Exhibit 33.1)

33.49       LNR Partners, LLC, as Special Servicer of the 200 West 57th Street Mortgage Loan

33.50       Wilmington Trust, National Association, as Trustee of the 200 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wells Fargo Bank, National Association, as Custodian of the 200 West 57th Street Mortgage Loan (see Exhibit 33.5)

33.52       Park Bridge Lender Services LLC, as Operating Advisor of the 200 West 57th Street Mortgage Loan (see Exhibit 33.6)

33.53       CoreLogic Solutions, LLC, as Servicing Function Participant of the 200 West 57th Street Mortgage Loan (see Exhibit 33.7)

33.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.55       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.56       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.17)

33.57       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.5)

33.59       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.6)

33.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.7)

33.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

34.36       KeyBank National Association, as Special Servicer of the 560 Mission Street Mortgage Loan prior to July 6, 2023 (see Exhibit 34.17)

34.37       Argentic Services Company LP, as Special Servicer of the 560 Mission Street Mortgage Loan on and after July 6, 2023 (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Trustee of the 560 Mission Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the 560 Mission Street Mortgage Loan (see Exhibit 34.5)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the 560 Mission Street Mortgage Loan (see Exhibit 34.6)

34.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the 525 Market Mortgage Loan (see Exhibit 34.1)

34.43       Situs Holdings, LLC, as Special Servicer of the 525 Market Mortgage Loan (see Exhibit 34.18)

34.44       Wilmington Trust, National Association, as Trustee of the 525 Market Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the 525 Market Mortgage Loan (see Exhibit 34.5)

34.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the 525 Market Mortgage Loan (see Exhibit 34.7)

34.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.48       Wells Fargo Bank, National Association, as Primary Servicer of the 200 West 57th Street Mortgage Loan (see Exhibit 34.1)

34.49       LNR Partners, LLC, as Special Servicer of the 200 West 57th Street Mortgage Loan

34.50       Wilmington Trust, National Association, as Trustee of the 200 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wells Fargo Bank, National Association, as Custodian of the 200 West 57th Street Mortgage Loan (see Exhibit 34.5)

34.52       Park Bridge Lender Services LLC, as Operating Advisor of the 200 West 57th Street Mortgage Loan (see Exhibit 34.6)

34.53       CoreLogic Solutions, LLC, as Servicing Function Participant of the 200 West 57th Street Mortgage Loan (see Exhibit 34.7)

34.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.55       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.56       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.17)

34.57       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.5)

34.59       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.6)

34.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.7)

34.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

35.14       KeyBank National Association, as Special Servicer of the 560 Mission Street Mortgage Loan prior to July 6, 2023 (see Exhibit 35.7)

35.15       Argentic Services Company LP, as Special Servicer of the 560 Mission Street Mortgage Loan on and after July 6, 2023 (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the 525 Market Mortgage Loan (see Exhibit 35.1)

35.17       Situs Holdings, LLC, as Special Servicer of the 525 Market Mortgage Loan (see Exhibit 35.8)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 200 West 57th Street Mortgage Loan (see Exhibit 35.1)

35.19       LNR Partners, LLC, as Special Servicer of the 200 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.1)

35.21       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.7)

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

Date: March 15, 2024